Form 10-Q
period 1995-06-30
IEA MARINE CONTAINER INCOME FUND V-A
filed 1995-08-11
CIK 727047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                         -------    -------


                         Commission file number 2-86324

                     IEA MARINE CONTAINER INCOME FUND V(A)
             (Exact name of registrant as specified in its charter)


           California                                           94-2911062
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         444 Market Street, 15th Floor, San Francisco, California 94111
         (Address of principal executive offices)               (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X    .  No           .
                                               ---------      ----------

                     IEA MARINE CONTAINER INCOME FUND V(A)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED JUNE 30, 1995

                               TABLE OF CONTENTS


                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994                          2

            Statements of Operations for the three and six months ended June 30, 1995 and 1994        3
            (unaudited)

            Statements of Cash Flows for the six months ended June 30, 1995 and 1994                  4
            (unaudited)

            Notes to Financial Statements (unaudited)                                                 5

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                7
            Operations


PART II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                                          9

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1995 and December 31, 1994, statements of operations for the three and six months ended June 30, 1995, and 1994, and statements of cash flows for the six months ended June 30, 1995, and 1994.

                     IEA MARINE CONTAINER INCOME FUND V(A)

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                                  June 30,       December 31,
                                                                    1995             1994
                                                                 ----------      ------------
                  Assets
                  ------
Current assets:
   Cash, includes $75,767 at June 30, 1995 and $88,547
      at December 31, 1994 in interest-bearing accounts          $   86,865      $   97,755
   Short-term investments                                           200,294         150,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                               169,425         151,315
                                                                 ----------      ----------

           Total current assets                                     456,584         399,070
                                                                 ----------      ----------

Container rental equipment, at cost                               2,732,693       3,009,444
   Less accumulated depreciation                                  1,656,792       1,754,402
                                                                 ----------      ----------
      Net container rental equipment                              1,075,901       1,255,042
                                                                 ----------      ----------

                                                                 $1,532,485      $1,654,112
                                                                 ==========      ==========

             Partners' Capital
             -----------------

Partners' capital:
   General partners                                              $    2,293      $    3,509
   Limited partners                                               1,530,192       1,650,603
                                                                 ----------      ----------

           Total partners' capital                                1,532,485       1,654,112
                                                                 ----------      ----------

                                                                 $1,532,485      $1,654,112
                                                                 ==========      ==========




        The accompanying notes are an integral part of these statements.

                     IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                    Three Months Ended              Six Months Ended
                                                   ---------------------         ---------------------
                                                   June 30,     June 30,         June 30,     June 30,
                                                     1995         1994             1995         1994
                                                   --------     --------         --------     --------
Net lease revenue (notes 1 and 3)                  $118,464     $133,059         $248,612     $265,972

Other operating expenses:
  Depreciation                                       35,013       41,073           71,749       83,119
  Other general and administrative expenses           9,671        7,194           15,439       10,830
                                                   --------     --------         --------     --------
                                                     44,684       48,267           87,188       93,949
                                                   --------     --------         --------     --------
    Earnings from operations                         73,780       84,792          161,424      172,023

Other income:
  Interest income                                     3,633        2,118            6,775        3,901
  Net gain on disposal of equipment                  26,250       16,526           60,812       32,812
                                                   --------     --------         --------     --------
                                                     29,883       18,644           67,587       36,713
                                                   --------     --------         --------     --------
    Net earnings                                   $103,663     $103,436         $229,011     $208,736
                                                   ========     ========         ========     ========
Allocation of net earnings:

  General partners                                 $ 16,051     $ 13,601         $ 29,950     $ 27,200
  Limited partners                                   87,612       89,835          199,061      181,536
                                                   --------     --------         --------     --------
                                                   $103,663     $103,436         $229,011     $208,736
                                                   ========     ========         ========     ========
Limited partners' per unit share of net earnings   $     12     $     12         $     27     $     25
                                                   ========     ========         ========     ========




        The accompanying notes are an integral part of these statements.

                     IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                 Six Months Ended
                                                            --------------------------
                                                             June 30,         June 30,
                                                              1995              1994
                                                            ---------        ---------
Net cash provided by operating activities                   $ 259,075        $ 249,425

Cash flows from investing activities:
  Proceeds from disposal of equipment                         130,967           70,075

Cash flows used in financing activities:
  Distribution to partners                                   (350,638)        (340,622)
                                                            ---------        ---------

Net increase (decrease) in cash and cash equivalents           39,404          (21,122)

Cash and cash equivalents at January 1                        247,755          293,108
                                                            ---------        ---------

Cash and cash equivalents at June 30                        $ 287,159        $ 271,986
                                                            =========        =========




        The accompanying notes are an integral part of these statements.

                     IEA MARINE CONTAINER INCOME FUND V(A)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      JUNE 30, 1995 AND DECEMBER 31, 1994


(1)  Summary of Significant Accounting Policies

     (a)  Nature of Operations

          IEA Marine Container Income Fund V(A) (the "Partnership") is a limited partnership organized under the laws of the State of California on August 8, 1983 for the purpose of owning and leasing marine cargo containers. The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partners include four individuals. CCC, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

     (b)  Leasing Company and Leasing Agent Agreement

          Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

     (c)  Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.

     (d)  Financial Statement Presentation

          These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


                                                                    (Continued)

                     IEA MARINE CONTAINER INCOME FUND V(A)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1995 and December 31, 1994 were as follows:


                                                                 June 30,     December 31,
                                                                   1995           1994
                                                                 --------     ------------
           Lease receivables, net of doubtful accounts
              of $54,645 at June 30, 1995 and $52,946 at
              December 31, 1994                                  $292,954       $282,897
           Less:
           Direct operating payables and accrued expenses          51,796         41,730
           Damage protection reserve                               28,521         46,156
           Base management fees                                    20,058         21,824
           Reimbursed administrative expenses                       2,004          4,062
           Incentive fees                                          21,150         17,810
                                                                 --------       --------
                                                                 $169,425       $151,315
                                                                 ========       ========


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1995 and 1994, were as follows:

                                                      Three Months Ended              Six Months Ended
                                                     --------------------          ---------------------
                                                     June 30,    June 30,          June 30,     June 30,
                                                       1995        1994              1995         1994
                                                     --------    --------          --------     --------
           Rental revenue                            $208,065    $226,131          $421,078     $453,723

           Rental equipment
             operating expenses                        40,831      45,586            79,502       89,930
           Base management fees                        13,517      15,460            28,517       30,922
           Incentive fees                              24,490      20,035            42,300       38,959
           Reimbursed administrative expenses          10,763      11,991            22,147       27,940
                                                     --------    --------          --------     --------
                                                     $118,464    $133,059          $248,612     $265,972
                                                     ========    ========          ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1995 and December 31, 1994.

     The Registrant's cash balances at June 30, 1995 included sales proceeds from equipment disposals in the amount of $54,766. The Registrant will distribute these sales proceeds and $118,661 of cash from operations during the third quarter of 1995, representing distributions to its limited partners for the second quarter of 1995.

     Net lease receivables due from the Leasing Company increased approximately 12% from December 31, 1994. This increase was attributable to a 38% decline in the reserve for container repairs covered by the damage protection plan, a component of net lease receivables. During the first six months of 1995, this reserve was impacted by the Registrant's declining fleet size and a decrease in the estimated repairs covered by the plan.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1995 and the three and six-month periods ended June 30, 1994.

     During the three-month period ended June 30, 1995, the container leasing market remained consistent with market conditions that existed during the three-month period ended March 31, 1995. The Registrant continued to experience the ability to charge higher ancillary revenues, such as pick-up fees, and reduce incentives offered to ocean carriers. However, the Registrant remains cautious about any further improvement in market conditions during the remainder of 1995.

     The benefits of the improved market conditions experienced during the three and six-month periods ended June 30, 1995, as compared to the same periods in 1994, were partially offset by the effect of the Leasing Company's efforts to improve the credit quality of its customer portfolio. In many cases, lessees who maintain a strong credit history may command favorable lease terms including lower per-diem rental rates. Accordingly, average per-diem rental rates remained steady as compared to the same three and six-month periods in 1994, while an increasing proportion of the lessees within its portfolio shifted to larger, high credit quality lessees. The Registrant expects to gain long term benefits from the improvement in the credit quality of its customers, as the allowance for doubtful accounts and related expenses should decline.

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1995 and 1994 were as follows:

                                                     Three Months Ended            Six Months Ended
                                                   ----------------------        --------------------
                                                   June 30,      June 30,        June 30,    June 30,
                                                    1995           1994            1995        1994
                                                   --------      --------        --------    --------
         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))          1,566         1,874           1,635       1,889
         Average Utilization                           87%           86%             87%         85%

     Rental equipment operating expenses, a component of net lease revenue, declined approximately 10% and 12% during the three and six-month periods ended June 30, 1995, respectively, as compared to the same periods in the prior year. The declining fleet size and higher utilization rates were contributing factors to these declines, as well as to the declines in base management fees and reimbursed administrative expenses. Incentive management fees increased approximately 22% and 9% as compared to the same three and six-month periods in 1994, as a result of the increase in container disposals.

     Approximately 25% and 27% of the Registrant's net earnings for the three and six-month periods ended June 30, 1995, respectively, were from gain on disposal of equipment, as compared to approximately 16% for the same three and six-month periods in the prior year. As the Registrant accelerates the disposal of its containers in subsequent periods, net gains on disposals should contribute significantly to the Registrant's net earnings.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
                 27 - Financial Data Schedule

          (b) There were no reports on Form 8-K during the three-month period ended June 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   IEA MARINE CONTAINER INCOME FUND V(A)

                                   By    Cronos Capital Corp.
                                         The Managing General Partner



                                   By    /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer



Date:  August 10, 1995

                                 EXHIBIT INDEX



Exhibit
  No.                             Description
- -------                           -----------
  27                         Financial Data Schedule