Form 10-Q
period 1995-09-30
IEA MARINE CONTAINER INCOME FUND V-A
filed 1995-11-13
CIK 727047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________


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
                                        ---       ---

                      IEA MARINE CONTAINER INCOME FUND V(A)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS

                                                                                                         PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                             2

          Statements of Operations for the three and nine months ended September 30, 1995 and 1994          3
          (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 1995 and 1994                    4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                         5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                        7
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                                  9

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three and nine months ended September 30, 1995, and 1994, and statements of cash flows for the nine months ended September 30, 1995, and 1994.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                              September 30,     December 31,
                                                                  1995              1994
                                                              -------------     ------------
                   Assets
                   ------
Current assets:
    Cash, includes $74,380 at September 30, 1995 and $88,547
       at December 31, 1994 in interest-bearing accounts       $   74,973       $   97,755
    Short-term investments                                        210,000          150,000
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                            154,549          151,315
                                                               ----------       ----------
           Total current assets                                   439,522          399,070
                                                               ----------       ----------

Container rental equipment, at cost                             2,564,565        3,009,444
    Less accumulated depreciation                               1,582,245        1,754,402
                                                               ----------       ----------
       Net container rental equipment                             982,320        1,255,042
                                                               ----------       ----------

                                                               $1,421,842       $1,654,112
                                                               ==========       ==========

              Partners' Capital
              -----------------

Partners' capital:
    General partners                                           $    1,187       $    3,509
    Limited partners                                            1,420,655        1,650,603
                                                               ----------       ----------

           Total partners' capital                              1,421,842        1,654,112
                                                               ----------       ----------

                                                               $1,421,842       $1,654,112
                                                               ==========       ==========

        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended                 Nine Months Ended
                                                ------------------------------     ------------------------------
                                                September 30,    September 30,     September 30,    September 30,
                                                    1995              1994              1995            1994
                                                -------------    -------------     -------------    -------------
Net lease revenue (notes 1 and 3)                  $96,059          $99,339           $344,672         $365,311
Other operating expenses:
   Depreciation                                     33,108           39,734            104,857          122,853
   Other general and administrative expenses         3,045            5,231             18,484           16,061
                                                   -------          -------           --------         --------
                                                    36,153           44,965            123,341          138,914
                                                   -------          -------           --------         --------
     Earnings from operations                       59,906           54,374            221,331          226,397
Other income:
   Interest income                                   3,456            2,333             10,231            6,234
   Net gain on disposal of equipment                16,340           15,272             77,152           48,084
                                                   -------          -------           --------         --------
                                                    19,796           17,605             87,383           54,318
                                                   -------          -------           --------         --------
     Net earnings                                  $79,702          $71,979           $308,714         $280,715
                                                   =======          =======           ========         ========
Allocation of net earnings:

   General partners                                $15,812          $14,378           $ 45,763         $ 41,578
   Limited partners                                 63,890           57,601            262,951          239,137
                                                   =======          =======           ========         ========
                                                   $79,702          $71,979           $308,714         $280,715
                                                   =======          =======           ========         ========
Limited partners' per unit share of net
 earnings                                          $     9          $     8           $     36         $     33
                                                   =======          =======           ========         ========


        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              Nine Months Ended
                                                       ------------------------------
                                                       September 30,    September 30,
                                                            1995            1994
                                                       -------------    -------------
Net cash provided by operating activities                $ 363,806       $ 346,653

Cash flows provided by investing activities:
   Proceeds from disposal of equipment                     214,396         134,147

Cash flows used in financing activities:
   Distribution to partners                               (540,984)       (520,951)
                                                         ---------       ---------

Net increase (decrease) in cash and cash equivalents        37,218         (40,151)

Cash and cash equivalents at January 1                     247,755         293,108
                                                         ---------       ---------

Cash and cash equivalents at September 30                $ 284,973       $ 252,957
                                                         =========       =========


        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

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

                      IEA MARINE CONTAINER INCOME FUND V(A)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:

                                                                     September 30,     December 31,
                                                                         1995             1994
                                                                     -------------     ------------
           Lease receivables, net of doubtful accounts
              of $60,504 at September 30, 1995 and $52,946
              at December 31, 1994                                     $274,449           $282,897
           Less:
           Direct operating payables and accrued expenses                58,791             41,730
           Damage protection reserve                                     18,411             46,156
           Base management fees                                          17,797             21,824
           Reimbursed administrative expenses                             2,638              4,062
           Incentive fees                                                22,263             17,810
                                                                       --------           --------
                                                                       $154,549           $151,315
                                                                       ========           ========

(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1995 and 1994, was as follows:

                                         Three Months Ended            Nine Months Ended
                                   -----------------------------  ----------------------------
                                   September 30,   September 30,  September 30,  September 30,
                                       1995           1994            1995           1994
                                   -------------   -------------  -------------  -------------
Rental revenue                       $192,071       $228,678        $613,150       $682,401

Rental equipment
  operating expenses                   49,949         80,005         129,451        169,935
Base management fees                   12,190         16,844          40,707         47,766
Incentive fees                         22,263         18,925          64,563         57,884
Reimbursed administrative expenses     11,610         13,565          33,757         41,505
                                     --------       --------        --------       --------
                                     $ 96,059       $ 99,339        $344,672       $365,311
                                     ========       ========        ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

      The Registrant's cash balances at September 30, 1995 included sales proceeds from equipment disposals in the amount of $63,894. The Registrant will distribute these sales proceeds and $118,661 of cash from operations during the fourth quarter of 1995, representing distributions to its limited partners for the third quarter of 1995.

      Net lease receivables due from the Leasing Company increased approximately 2% from December 31, 1994. This increase was attributable to a 60% decline in the reserve for container repairs covered by the damage protection plan, a component of net lease receivables. During the first nine months of 1995, this reserve was impacted by the Registrant's declining fleet size and a decrease in the number of containers covered by the plan.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1995 and the three and nine-month periods ended September 30, 1994.

      Net lease revenue for the third quarter of 1995 was $96,059, a decline of 3% over the third quarter of 1994. Gross rental revenue (a component of net lease revenue) for the quarter was $192,071, a decrease of 16% from the same period last year. For the first nine months of 1995, net lease revenue was $344,672, a decline of 6% from the first nine months of 1994. Gross rental revenue declined 10% to $613,150 over the same nine-month period.

     Gross rental revenue for the third quarter and first nine months of 1995 was primarily affected by the Registrant's diminishing fleet size. During the third quarter of 1995, utilization rates were consistent with those experienced in the same quarter in the prior year, while average utilization rates for the nine-month period ending 1995 were higher than the average utilization rates experienced during the same nine-month period in 1994. However, competitive pressures within the container leasing market, as well as the Leasing Company's efforts to improve the credit quality of its customer portfolio, combined to create a resistance to higher per-diem rental rates. Accordingly, average per-diem rental rates remained relatively stable when compared to the same periods in the prior year. The Registrant expects to gain long-term benefits from the improvement in the credit quality of this customer portfolio, as the allowance for doubtful accounts and related expenses should decline.

      The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1995 and 1994 were as follows:

                                                            Three Months Ended                 Nine Months Ended
                                                     ------------------------------     ------------------------------
                                                     September 30,    September 30,     September 30,    September 30,
                                                         1995             1994              1995             1994
                                                     -------------    -------------     -------------    -------------
         Average Fleet Size (measured in
             twenty-foot equivalents (TEU))              1,476             1,821            1,587            1,867
         Average Utilization                                86%               86%              87%              85%

      During the third quarter of 1995, the container leasing market began to experience the effects of increasingly competitive market conditions, including, but not limited to, a resistance to higher per-diem rental rates, slightly lower utilization rates resulting from an expanding supply of marine cargo containers within the container industry, and the economic condition of the shipping industry, which has experienced a current trend toward consolidation. Accordingly, the Registrant expects a stable container leasing market during the remainder of 1995 and first half of 1996.

      Rental equipment operating expenses for the Registrant's smaller operating fleet declined 38% and 24% during the three and nine-month periods ended September 30, 1995, respectively, as compared to the same periods in the prior year. The decreased fleet size was also a contributing factor to the declines in base management fees and reimbursed administrative expenses. Incentive fees, which are based on the operating performance of the fleet and sales proceeds, are incurred only after the limited partners receive an 8% cumulative, compounded (daily), annual return on their Adjusted Capital Contribution. The rise in container disposals contributed to an increase in these fees of approximately 18% and 12%, respectively, when compared to the same three and nine-month periods in 1994.

      Approximately 21% and 25% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1995, respectively, were from gain on disposal of equipment, as compared to 21% and 17% for the same three and nine-month periods in the prior year. As the Registrant accelerates the disposal of its containers in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                Number            Description                Method of Filing
                ------            -----------                ----------------
                 27         Financial Data Schedule      Filed with this Document



          (b) There were no reports on Form 8-K during the three-month period ended September 30, 1995.

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

                                IEA MARINE CONTAINER INCOME FUND V(A)

                                By  Cronos Capital Corp.
                                    The Managing General Partner



                                By  /s/ JOHN KALLAS
                                    ---------------------------------------
                                    John Kallas
                                    Vice President, Chief Financial Officer
                                    Principal Accounting Officer

Date:  November 13, 1995

                                  EXHIBIT INDEX

         Exhibit
            No.                                         Description
         -------                                        -----------
           27                                     Financial Data Schedule