Form 10-Q
period 1996-03-31
IEA MARINE CONTAINER INCOME FUND V-A
filed 1996-05-15
CIK 727047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


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

                      IEA MARINE CONTAINER INCOME FUND V(A)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                                    PAGE


PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995                            4

          Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)      6

          Notes to Financial Statements (unaudited)                                                    7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                  10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                            12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1996 and December 31, 1995, statements of operations for the three months ended March 31, 1996, and 1995, and statements of cash flows for the three months ended March 31, 1996, and 1995.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                March 31,      December 31,
                                                                  1996           1995
                                                                  ----           ----

                   Assets
                   ------


Current assets:

    Cash, includes $115,230 at March 31, 1996 and $119,489
       at December 31, 1995 in interest-bearing accounts       $  120,333     $  119,720
    Short-term investments                                        100,000        150,000
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                            171,247        118,505
                                                               ----------     ----------

           Total current assets                                   391,580        388,225
                                                               ----------     ----------

Container rental equipment, at cost                             2,155,493      2,420,622
    Less accumulated depreciation                               1,386,272      1,524,631
                                                               ----------     ----------
       Net container rental equipment                             769,221        895,991
                                                               ----------     ----------

                                                               $1,160,801     $1,284,216
                                                               ==========     ==========

              Partners' Capital
              -----------------

Partners' capital:

    General partners                                           $      263     $      846
    Limited partners                                            1,160,538      1,283,370
                                                               ----------     ----------

           Total partners' capital                              1,160,801      1,284,216
                                                               ----------     ----------

                                                               $1,160,801     $1,284,216
                                                               ==========     ==========


        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended
                                                      ------------------
                                                     March 31,    March 31,
                                                       1996         1995
                                                       ----         ----


Net lease revenue (notes 1 and 3)                    $ 74,763     $130,148

Other operating expenses:
   Depreciation                                        28,633       36,736
   Other general and administrative expenses            4,105        5,768
                                                     --------     --------
                                                       32,738       42,504
                                                     --------     --------

     Earnings from operations                          42,025       87,644

Other income:

   Interest income                                      2,892        3,142
   Net gain on disposal of equipment                   27,024       34,562
                                                     --------     --------
                                                       29,916       37,704
                                                     --------     --------

     Net earnings                                    $ 71,941     $125,348
                                                     ========     ========

Allocation of net earnings:

   General partners                                  $ 16,782     $ 13,899
   Limited partners                                    55,159      111,449
                                                     --------     --------

                                                     $ 71,941     $125,348
                                                     ========     ========

Limited partners' per unit share of net earnings     $   7.55     $  15.26
                                                     ========     ========




        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           Three Months Ended
                                                           ------------------
                                                         March 31,      March 31,
                                                           1996           1995
                                                           ----           ----


Net cash provided by operating activities                $  73,682      $ 134,389


Cash flows provided by investing activities:

   Proceeds from disposal of equipment                      72,286         63,416


Cash flows used in financing activities:

   Distribution to partners                               (195,355)      (160,292)
                                                         ---------      ---------


Net increase (decrease) in cash and cash equivalents       (49,387)        37,513


Cash and cash equivalents at January 1                     269,720        247,755
                                                         ---------      ---------


Cash and cash equivalents at March 31                    $ 220,333      $ 285,268
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

          The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.




                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND V(A)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

(2) Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1996 and December 31, 1995 were as follows:



                                                             March 31,    December 31,
                                                               1996         1995
                                                               ----         ----

          Lease receivables, net of doubtful accounts
             of $67,755 at March 31, 1996 and $64,982
             at December 31, 1995                            $282,273     $232,028
          Less:
          Direct operating payables and accrued expenses       68,471       59,356
          Damage protection reserve                             9,037       13,747
          Base management fees                                 13,353       15,812
          Reimbursed administrative expenses                    2,633        2,902
          Incentive fees                                       17,532       21,706
                                                             --------     --------

                                                             $171,247     $118,505
                                                             ========     ========




                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND V(A)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1996 and 1995, was as follows:

                                                   Three Months Ended
                                                   ------------------
                                                   March 31,    March 31,
                                                     1996         1995
                                                     ----         ----


          Rental revenue                           $147,966     $213,013

          Rental equipment  operating expenses       36,810       38,671
          Base management fees                       10,180       15,000
          Incentive fees                             17,532       17,810
          Reimbursed administrative expenses          8,681       11,384
                                                   --------     --------

                                                   $ 74,763     $130,148
                                                   ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1996 and December 31, 1995.

      During the first quarter of 1996, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 124 containers were disposed during the first quarter of 1996, contributing to a decline in the Registrant's operating results. At March 31, 1996, 55% of the original equipment remained in the Registrant's fleet, as compared to 63% at December 31, 1995, and was comprised of the following:


                                                                  40-Foot
                                       20-Foot       40-Foot     High-Cube
                                       -------       -------     ---------

          Containers on lease:
               Term leases                41             3            2
               Master lease              489           166           62
                                         ---           ---           --
                   Subtotal              530           169           64
          Containers off lease           106            43            8
                                         ---           ---           --
               Total container fleet     636           212           72
                                         ===           ===           ==




                                                                      40-Foot
                                     20-Foot         40-Foot         High-Cube
                                     -------         -------         ---------
                                 Units      %      Units     %      Units    %
                                 -----      -      -----     -      -----    -

         Total purchases         1,230     100%     358     100%     75     100%
              Less disposals       594      48%     146      41%      3       4%
                                 -----     ---      ---     ---      --     ---
         Remaining fleet at

         March 31, 1996            636      52%     212      59%     72      96%
                                 =====     ===      ===     ===      ==     ===



      Net lease receivables at March 31, 1996 increased when compared to December 31, 1995, as cash collections of outstanding receivables slowed. During the first quarter of 1996, distributions from operations and sales proceeds amounted to $200,365, reflecting distributions to the general and limited partners for the fourth quarter of 1995. This represents a decline from the $195,355 distributed during the fourth quarter of 1995, reflecting distributions for the third quarter of 1995. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first quarter of 1996. At March 31, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rate from 86% at December 31, 1995 to 82% at March 31, 1996. During the first quarter of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. The Leasing Company expects the Registrant to recognize the benefits of these efforts during the next few quarters of 1996. However, downward pressures on base per-diem rental rates have begun to emerge within the container leasing market. A reduction in per-diem rental rates, combined with current utilization levels could impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three-month period ended March 31, 1996 and the three-month period ended March 31, 1995.

      Net lease revenue for the first quarter of 1996 was $74,763, a decline of 43% from the first quarter of 1995. Approximately 38% of the Registrant's net earnings for the three-month period ended March 31, 1996 were from gain on disposal of equipment, as compared to 28% for the same three-month period in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the quarter was $147,966, a decline of 31% from the same period last year. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and lower utilization levels. Average per-diem rental rates remained relatively stable when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1996 and 1995 were as follows:



                                                       Three Months Ended
                                                       ------------------
                                                       March 31,    March 31,
                                                          1996        1995
                                                          ----        ----

              Average Fleet Size (measured in
                  twenty-foot equivalent units (TEU))     1,285      1,677
              Average Utilization                            82%        86%




      The Registrant's aging and declining fleet size contributed to a 22% decline in depreciation expense when compared to the same period in the prior year. Rental equipment operating expenses were 25% of the Registrant's gross lease revenue during the three-month period ended March 31, 1996, as compared to 18% during the three-month period ended March 31, 1995. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning. The Registrant's decreasing fleet size and related operating results also contributed to a decline in base management and incentive fees, when compared to the same period in the prior year.

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

(a)   Exhibits


Exhibit
   No.         Description                                                                        Method of Filing
   ---         -----------                                                                        ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of October 27, 1984

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996



- -------------------


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

                                 IEA MARINE CONTAINER INCOME FUND V(A)

                                 By     Cronos Capital Corp.
                                        The Managing General Partner

                                 By      /s/ JOHN KALLAS
                                         -------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  May 14, 1996

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







- ----------------------


* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 28, 1984, included as part of Registration Statement on Form S-1 (No. 2-86324)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-86324)