Form 10-Q
period 1996-06-30
IEA MARINE CONTAINER INCOME FUND V-A
filed 1996-08-13
CIK 727047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---

                      IEA MARINE CONTAINER INCOME FUND V(A)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                                            PAGE


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                    4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                6

          Notes to Financial Statements (unaudited)                                                           7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations              10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                   12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996, and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                   June 30,       December 31,
                                                                     1996             1995
                                                                 ----------       ------------
                   Assets
                   ------
Current assets:
     Cash, includes $79,691 at June 30, 1996 and $119,489
         at December 31, 1995 in interest-bearing accounts       $   79,828       $  119,720
     Short-term investments                                         250,197          150,000
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                            100,221          118,505
                                                                 ----------       ----------

              Total current assets                                  430,246          388,225
                                                                 ----------       ----------

Container rental equipment, at cost                               1,845,746        2,420,622
     Less accumulated depreciation                                1,206,312        1,524,631
                                                                 ----------       ----------
         Net container rental equipment                             639,434          895,991
                                                                 ----------       ----------

                                                                 $1,069,680       $1,284,216
                                                                 ==========       ==========

              Partners' Capital
              -----------------

Partners' capital:
     General partners                                            $      590       $      846
     Limited partners                                             1,069,090        1,283,370
                                                                 ----------       ----------

              Total partners' capital                             1,069,680        1,284,216
                                                                 ----------       ----------

                                                                 $1,069,680       $1,284,216
                                                                 ==========       ==========


        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                         Three Months Ended              Six Months Ended
                                                       -----------------------       -----------------------
                                                        June 30,       June 30,      June 30,        June 30,
                                                         1996           1995           1996           1995
                                                       --------       --------       --------       --------

Net lease revenue (notes 1 and 3)                      $ 58,623       $118,464       $133,386       $248,612

Other operating expenses:
     Depreciation                                        25,036         35,013         53,669         71,749
     Other general and administrative expenses            4,313          9,671          8,418         15,439
                                                       --------       --------       --------       --------
                                                         29,349         44,684         62,087         87,188
                                                       --------       --------       --------       --------
         Earnings from operations                        29,274         73,780         71,299        161,424
Other income:
     Interest income                                      3,472          3,633          6,364          6,775
     Net gain on disposal of equipment                   33,921         26,250         60,945         60,812
                                                       --------       --------       --------       --------
                                                         37,393         29,883         67,309         67,587
                                                       --------       --------       --------       --------

         Net earnings                                  $ 66,667       $103,663       $138,608       $229,011
                                                       ========       ========       ========       ========
Allocation of net earnings:
     General partners                                  $ 14,353       $ 16,051       $ 31,135       $ 29,950
     Limited partners                                    52,314         87,612        107,473        199,061
                                                       --------       --------       --------       --------
                                                       $ 66,667       $103,663       $138,608       $229,011
                                                       ========       ========       ========       ========
Limited partners' per unit share of net earnings       $   7.17       $  12.00       $  14.72       $  27.26
                                                       ========       ========       ========       ========


        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                         Six Months Ended
                                                   --------------------------
                                                    June 30,         June 30,
                                                     1996             1995
                                                   ---------        ---------

Net cash provided by operating activities          $ 154,267        $ 259,075

Cash flows provided by investing activities:
     Proceeds from disposal of equipment             259,181          130,967

Cash flows used in financing activities:
     Distribution to partners                       (353,143)        (350,638)
                                                   ---------        ---------

Net increase in cash and cash equivalents             60,305           39,404

Cash and cash equivalents at January 1               269,720          247,755
                                                   ---------        ---------

Cash and cash equivalents at June 30               $ 330,025        $ 287,159
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

(2)   Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                      June 30,    December 31,
                                                        1996          1995
                                                     --------     -----------
Lease receivables, net of doubtful accounts
   of $74,957 at June 30, 1996 and $64,982
   at December 31, 1995                              $207,572       $232,028
Less:
Direct operating payables and accrued expenses         52,489         59,356
Damage protection reserve                              12,822         13,747
Base management fees                                   11,683         15,812
Reimbursed administrative expenses                      2,250          2,902
Incentive fees                                         28,107         21,706
                                                     --------       --------
                                                     $100,221       $118,505
                                                     ========       ========



                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND V(A)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1996 and 1995, was as follows:

                                             Three Months Ended             Six Months Ended
                                          ------------------------      ------------------------
                                          June 30,        June 30,       June 30,       June 30,
                                            1996            1995           1996           1995
                                          --------       ---------      ---------      ---------

Rental revenue                            $128,887       $208,065       $276,853       $421,078

Rental equipment operating expenses         27,181         40,831         63,991         79,502
Base management fees                         8,464         13,517         18,644         28,517
Incentive fees                               6,513         24,490         15,194         42,300
Reimbursed administrative expenses          28,106         10,763         45,638         22,147
                                          --------       --------       --------       --------
                                          $ 58,623       $118,464       $133,386       $248,612
                                          ========       ========       ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

      During the first six months of 1996, the Registrant continued disposing of containers as part of its ongoing operations. Accordingly, 275 containers were disposed, contributing to a decline in the Registrant's operating results. At June 30, 1996, 46% of the original equipment remained in the Registrant's fleet, as compared to 63% at December 31, 1995, comprised as follows:

                                                                                            40-Foot
                                                 20-Foot              40-Foot              High-Cube
                                                 -------              -------              ---------
         Containers on lease:
              Term leases                          39                     3                     2
              Master lease                        406                   139                    58
                                                  ---                   ---                    --
                  Subtotal                        445                   142                    60
         Containers off lease                      73                    39                    10
                                                  ---                   ---                    --
              Total container fleet               518                   181                    70
                                                  ===                   ===                    ==

                                                                                            40-Foot
                                                 20-Foot                 40-Foot           High-Cube
                                            ----------------       --------------       --------------
                                            Units          %       Units        %       Units        %
                                            -----      -----       -----    -----       -----    -----

         Total purchases                     1,230      100%        358      100%          75      100%
              Less disposals                   712       58%        177       49%           5        7%
                                             -----      ---         ---      ---           --      ---

         Remaining fleet at June 30, 1996      518       42%        181       51%          70       93%
                                             =====      ===         ===       ===          ==      ===


      Net lease receivables at June 30, 1996 declined when compared to December 31, 1995, as the Registrant's diminishing fleet size and its related operating performance contributed to declines in gross lease receivables. During the second quarter of 1996, distributions from operations and sales proceeds amounted to $157,788, reflecting distributions to the general and limited partners for the first quarter of 1996. This represents a decline from the $195,355 distributed during the first quarter of 1996, reflecting distributions for the fourth quarter of 1995. The Registrant's continuing disposal activity should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first six months of 1996. At June 30, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rate from 86% at December 31, 1995 to 84% at June 30, 1996. Base per-diem rates have become subject to downward pressures arising from a soft container leasing market. During the first six months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated, favoring a downward trend, while free-day incentives offered to shipping companies have risen. Currently, there are no visible signs of improvements in the leasing market and hence further downward pressure on rental rates can be expected in the ensuing quarters. As a result, these leasing markets conditions, combined with the Registrant's disposal of containers, will continue to impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

      Net lease revenue for the three and six-month periods ended June 30, 1996 was $58,623 and $133,386, respectively, a decline of 51% and 46% from the same three and six-month periods in the prior year, respectively. Approximately 51% and 44% of the Registrant's net earnings for the three and six-month periods ended June 30, 1996, respectively, were from gain on disposal of equipment, as compared to 25% and 27% for the same three and six-month periods in the prior year, respectively. As the Registrant accelerates the disposal of its containers in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1996 was $128,887, and $276,853, respectively, reflecting a decline of 38% and 34% from the same three and six-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and lower utilization levels. Average per-diem rental rates decreased approximately 2%, when compared to both the three and six-month periods in the prior year, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1996 and June 30, 1995 were as follows:

                                              Three Months Ended         Six Months Ended
                                              -------------------       -------------------
                                              June 30,    June 30,      June 30,    June 30,
                                                1996        1995         1996         1995
                                              -------     -------       -------     -------

Average Fleet Size (measured in
     twenty-foot equivalent units (TEU))       1,079        1,566        1,182        1,635
Average Utilization                               87%          87%          84%          87%


      The Registrant's aging and declining fleet size contributed to a 28% and 25% decline in depreciation expense when compared to the same three and six-month periods in the prior year, respectively. Rental equipment operating expenses were 21% and 23% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1996, respectively, as compared to 20% and 19% during the three and six-month periods ended June 30, 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower per-diem rates, a downward trend in ancillary per-diems, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning, also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's declining fleet size and related operating performance contributed to the decline in base management and incentive fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

 Exhibit
   No.         Description                                                           Method of Filing
 -------       -----------                                                           ----------------

   3(a)        Limited Partnership Agreement of the Registrant, amended and          *
               restated as of October 27, 1984

   3(b)        Certificate of Limited Partnership of the Registrant                  **

   27          Financial Data Schedule                                               Filed with this document



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996


__________

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

                                   IEA MARINE CONTAINER INCOME FUND V(A)

                                   By Cronos Capital Corp.
                                      The Managing General Partner

                                   By  /s/ JOHN KALLAS
                                      ---------------------------
                                      John Kallas
                                      Vice President, Chief Financial Officer
                                      Principal Accounting Officer

Date:  August 13, 1996

                                  EXHIBIT INDEX


 Exhibit
   No.         Description                                                           Method of Filing
 -------       -----------                                                           ----------------

   3(a)        Limited Partnership Agreement of the Registrant, amended and          *
               restated as of October 27, 1984

   3(b)        Certificate of Limited Partnership of the Registrant                  **

   27          Financial Data Schedule                                               Filed with this document







__________


* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 28, 1984, included as part of Registration Statement on Form S-1 (No. 2-86324)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-86324)