Form 10-Q
period 1996-09-30
IEA MARINE CONTAINER INCOME FUND V-A
filed 1996-11-12
CIK 727047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                      IEA MARINE CONTAINER INCOME FUND V(A)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                                                                    PAGE
PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995                                       4

          Statements of Operations for the three and nine months ended September 30, 1996 and 1995 (unaudited)        5

          Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)                  6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                           12

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                             September 30,       December 31,
                                                                                 1996                 1995
                                                                             ------------        ------------
                   Assets
                   ------
Current assets:
     Cash, includes $83,079 at September 30, 1996 and $119,489
         at December 31, 1995 in interest-bearing accounts                   $     83,190          $    119,720
     Short-term investments                                                       175,000               150,000
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                           85,714               118,505
                                                                              -----------            ----------

              Total current assets                                                343,904               388,225
                                                                               ----------            ----------

Container rental equipment, at cost                                             1,606,686             2,420,622
     Less accumulated depreciation                                              1,071,673             1,524,631
                                                                                ---------             ---------
         Net container rental equipment                                           535,013               895,991
                                                                               ----------            ----------

                                                                             $    878,917          $  1,284,216
                                                                               ==========             =========

              Partners' Capital

Partners' capital:
     General partners                                                        $        860          $        846
     Limited partners                                                             878,057             1,283,370
                                                                               ----------             ---------

              Total partners' capital                                             878,917             1,284,216
                                                                               ----------             ---------

                                                                             $    878,917          $  1,284,216
                                                                               ==========             =========


        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                          Three Months Ended            Nine Months Ended
                                                                       --------------------------  -----------------------------
                                                                     September 30,  September 30,  September 30,   September 30,
                                                                         1996           1995           1996           1995
                                                                       --------       --------       --------       --------
Net lease revenue (notes 1 and 3)                                      $ 55,892       $ 96,059       $189,278       $344,672
Other operating expenses:
   Depreciation                                                          21,602         33,108         75,271        104,857
   Other general and administrative expenses                              5,347          3,045         13,765         18,484
                                                                       --------       --------       --------       --------
                                                                         26,949         36,153         89,036        123,341
                                                                       --------       --------       --------       --------
     Earnings from operations                                            28,943         59,906        100,242        221,331
Other income:
   Interest income                                                        4,004          3,456         10,368         10,231
   Net gain on disposal of equipment                                     29,251         16,340         90,196         77,152
                                                                       --------       --------       --------       --------
                                                                         33,255         19,796        100,564         87,383
                                                                       --------       --------       --------       --------
     Net earnings                                                      $ 62,198       $ 79,702       $200,806       $308,714
                                                                       ========       ========       ========       ========
Allocation of net earnings:
   General partners                                                    $ 22,755       $ 15,812       $ 53,890       $ 45,763
   Limited partners                                                      39,443         63,890        146,916        262,951
                                                                       --------       --------       --------       --------
                                                                       $ 62,198       $ 79,702       $200,806       $308,714
                                                                       ========       ========       ========       ========
Limited partners' per unit share of net earnings                       $   5.40       $   8.75       $  20.12       $  36.01
                                                                       ========       ========       ========       ========

        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                Nine Months Ended
                                                          ------------------------------
                                                          September 30,    September 30,
                                                             1996              1995
                                                           ---------        ---------
Net cash provided by operating activities                  $ 213,156        $ 363,806

Cash flows provided by investing activities:
   Proceeds from disposal of equipment                       381,418          214,396

Cash flows used in financing activities:
   Distribution to partners                                 (606,104)        (540,984)
                                                           ---------        ---------

Net increase (decrease) in cash and cash equivalents         (11,530)          37,218

Cash and cash equivalents at January 1                       269,720          247,755
                                                           ---------        ---------

Cash and cash equivalents at September 30                  $ 258,190        $ 284,973
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


                                       7
                                                                     (Continued)

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:


                                                         September 30,   December 31,
                                                            1996           1995
                                                         ------------    ------------
      Lease receivables, net of doubtful accounts
         of $62,717 at September 30, 1996 and $64,982
         at December 31, 1995                              $167,447       $232,028
Less:
Direct operating payables and accrued expenses               34,699         59,356
Damage protection reserve                                    14,656         13,747
Base management fees                                          9,675         15,812
Reimbursed administrative expenses                            1,832          2,902
Incentive fees                                               20,871         21,706
                                                           --------       --------
                                                           $ 85,714       $118,505
                                                           ========       ========


                                                                        (Continued)

                      IEA MARINE CONTAINER INCOME FUND V(A)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1996 and 1995, was as follows:

                                                Three Months Ended        Nine Months Ended
                                         ---------------------------  ----------------------------
                                         September 30, September 30,  September 30,  September 30,
                                            1996          1995            1996          1995
                                          --------       --------       --------       --------
Rental revenue                            $108,770       $192,071       $385,623       $613,150
Rental equipment operating expenses         18,690         49,949        82,681         129,451
Base management fees                         7,669         12,190         26,313         40,707
Incentive fees                              20,870         22,263         66,508         64,563
Reimbursed administrative expenses           5,649         11,610         20,843         33,757
                                          --------       --------       --------       --------
                                          $ 55,892       $ 96,059       $189,278       $344,672
                                          ========       ========       ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

      During the first nine months of 1996, the Registrant continued disposing of containers as part of its ongoing operations. Accordingly, 383 containers were disposed, contributing to a decline in the Registrant's operating results. At September 30, 1996, 40% of the original equipment remained in the Registrant's fleet, as compared to 63% at December 31, 1995, comprised as follows:

                                                                                                 40-Foot
                                                      20-Foot               40-Foot             High-Cube
                                                      -------               -------             ---------
         Containers on lease:
              Term leases                                27                     3                     3
              Master lease                              355                   129                    56
                                                        ---                   ---                    --
                  Subtotal                              382                   132                    59
         Containers off lease                            55                    23                    10
                                                       ----                  ----                    --
              Total container fleet                     437                   155                    69
                                                        ===                   ===                    ==


                                                                                                 40-Foot
                                                     20-Foot                40-Foot             High-Cube
                                                 ---------------         ------------         -------------
                                                  Units     %            Units      %         Units      %
                                                 ------     ----         -----     ---        -----    ---
Total purchases                                   1,230      100%          358     100%         75      100%
     Less disposals                                 793       64%          203      57%          6        8%
                                                 ------     ----           ---     ---         ---    -----
Remaining fleet at September 30, 1996               437       36%          155      43%         69       92%
                                                 ======     ====           ===     ===         ===    =====


      Net lease receivables at September 30, 1996 declined when compared to December 31, 1995. Contributing to this decline were favorable collections of the Registrant's lease receivables, a diminishing fleet size, and its related operating performance. During the third quarter of 1996, distributions from operations and sales proceeds amounted to $252,961, reflecting distributions to the general and limited partners for the second quarter of 1996. This represents an increase from the $157,788 distributed during the second quarter of 1996, reflecting higher distributions from sales proceeds for the second quarter of 1996. The Registrant's disposal activity should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. Indicative of the cyclical nature of the container leasing business, containerized trade slowed in the last quarter of 1995, and excess inventories began to develop. This slowdown has resulted in reduced equipment utilization and lower per-diem rental rates in the container leasing industry during the first nine months of 1996. However, as a result of the Registrant's policy of disposing off-hire containers, utilization at September 30, 1996 averaged 86%, unchanged from the average rate at December 31, 1995. Additionally, during the first nine months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter the market conditions. Ancillary revenues have fallen, and free-day incentives offered to the shipping lines have increased. As a result, these leasing market conditions, combined with the Registrant's disposal of containers, are expected to adversely impact the results from operations through the remainder of 1996 and into 1997.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

      Net lease revenue for the three and nine-month periods ended September 30, 1996 was $55,892 and $189,278 respectively, a decline of 42% and 45% from the same three and nine-month periods in the prior year, respectively. Approximately 47% and 45% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1996, respectively, were from gain on disposal of equipment, as compared to 21% and 25% for the same three and nine-month periods in the prior year, respectively. As the Registrant continues the disposal of its containers in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1996 was $108,770 and $385,623, respectively, reflecting a decline of 43% and 37% from the same three and nine-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size. Average per-diem rental rates decreased approximately 3% and 2%, when compared to the three and nine-month periods in the prior year, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1996 and September 30, 1995 were as follows:

                                                              Three Months Ended                 Nine Months Ended
                                                         --------------------------         --------------------------
                                                         September 30,  September 30,     September 30,    September 30,
                                                            1996            1995               1996              1995
                                                         ---------        ---------          ---------        ---------
         Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))            920             1,476              1,095           1,587
         Average Utilization                                 87%               86%               85%             87%


      The Registrant's aging and declining fleet size contributed to a 35% and 28% decline in depreciation expense when compared to the same three and nine-month periods in the prior year, respectively. Rental equipment operating expenses were 17% and 26% of the Registrant's gross lease revenue for the three-month periods ended September 30, 1996 and 1995, respectively. This decline was primarily attributable to a reduction in the provision for doubtful accounts and the costs associated with the recovery actions against the doubtful accounts of certain lessees. Rental equipment operating expenses were approximately 21% during each of the nine-month periods ended September 30, 1996 and 1995. The Registrant's declining fleet size and related operating performance contributed to the decline in base management fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

       Exhibit
        No.                           Description                                      Method of Filing
       -------                        -----------                                      ----------------
3(a)                Limited  Partnership  Agreement  of  the  Registrant,              *
                    amended and restated as of October 27, 1984

3(b)                Certificate of Limited Partnership of the Registrant               **


27                  Financial Data Schedule                                            Filed with this document


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996










----------------

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



                                    IEA MARINE CONTAINER INCOME FUND V(A)

                                    By Cronos Capital Corp.
                                       The Managing General Partner



                                    By  /s/ JOHN KALLAS
                                       ----------------------------------------
                                       John Kallas
                                       Vice President, Treasurer
                                       Principal Financial & Accounting Officer



Date:  November 11, 1996

                                  EXHIBIT INDEX


       Exhibit
        No.                           Description                                      Method of Filing
       -------                        -----------                                      ----------------
3(a)                Limited  Partnership  Agreement  of  the  Registrant,              *
                    amended and restated as of October 27, 1984

3(b)                Certificate of Limited Partnership of the Registrant               **


27                  Financial Data Schedule                                            Filed with this document












----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 28, 1984, included as part of Registration Statement on Form S-1 (No. 2-86324)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-86324)