Form 10-Q
period 1997-03-31
IEA MARINE CONTAINER INCOME FUND V-A
filed 1997-06-16
CIK 727047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________


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
                                      -----  -----

                      IEA MARINE CONTAINER INCOME FUND V(A)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                                                   PAGE
                                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996                            4

        Statements of Operations for the three months ended March 31, 1997 and 1996 (unaudited)      5

        Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited)      6

        Notes to Financial Statements (unaudited)                                                    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of                   10
        Operations


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                             13


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1997 and December 31, 1996, statements of operations for the three months ended March 31, 1997, and 1996, and statements of cash flows for the three months ended March 31, 1997, and 1996.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                          March 31,     December 31,
                                                                           1997               1996
                                                                           ----               ----
               Assets
               ------
Current assets:
   Cash and cash equivalents, includes $145,411 at March 31, 1997
      and $218,930 at December 31, 1996 in interest-bearing accounts     $  184,259     $  219,151
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                        65,490         81,880
                                                                         ----------     ----------

         Total current assets                                               249,749        301,031
                                                                         ----------     ----------

Container rental equipment, at cost                                       1,288,513      1,414,770
   Less accumulated depreciation                                            900,423        962,385
                                                                         ----------     ----------
      Net container rental equipment                                        388,090        452,385
                                                                         ----------     ----------

                                                                         $  637,839     $  753,416
                                                                         ==========     ==========

          Partners' Capital
          -----------------
Partners' capital:
   General partners                                                      $      185     $    1,068
   Limited partners                                                         637,654        752,348
                                                                         ----------     ----------

         Total partners' capital                                            637,839        753,416
                                                                         ----------     ----------

                                                                         $  637,839     $  753,416
                                                                         ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                       Three Months Ended
                                                                   March 31,         March 31,
                                                                     1997              1996
                                                              -----------------------------

Net lease revenue (notes 1 and 3)                                 $44,196           $ 74,763

Other operating expenses:
  Depreciation                                                     16,915             28,633
  Other general and administrative expenses                         6,091              4,105
                                                                  -------            -------
                                                                   23,006             32,738
                                                                   ------             ------

    Earnings from operations                                       21,190             42,025

Other income:
  Interest income                                                   2,171              2,892
  Net gain on disposal of equipment                                18,851             27,024
                                                                   ------             ------
                                                                   21,022             29,916
                                                                   ------             ------

    Net earnings                                                  $42,212           $ 71,941
                                                                   ======             ======

Allocation of net earnings:

  General partners                                                $13,144           $ 16,782
  Limited partners                                                 29,068             55,159
                                                                   ------             ------

                                                                  $42,212           $ 71,941
                                                                   ======             ======

Limited partners' per unit share of net earnings                  $  3.98           $   7.55
                                                                 ========           ========



   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                   March 31,         March 31,
                                                                     1997               1996
                                                              ------------------------------
Net cash provided by operating activities                         $ 46,358          $ 73,682


Cash flows provided by investing activities:
  Proceeds from disposal of equipment                               76,538            72,286


Cash flows used in financing activities:
  Distribution to partners                                        (157,788)         (195,355)
                                                                   -------           -------


Net decrease in cash and cash equivalents                          (34,892)          (49,387)


Cash and cash equivalents at January 1                             219,151           269,720
                                                                   -------           -------


Cash and cash equivalents at March 31                             $184,259          $220,333
                                                                   =======           =======




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

     As of March 31, 1997, the Partnership owned and operated 330 twenty-foot, 118 forty-foot and 66 forty-foot high-cube marine dry cargo containers.


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

                                                                     (continued)

                      IEA MARINE CONTAINER INCOME FUND V(A)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


(2) Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1997 and December 31, 1996 were as follows:

                                                 March 31,  December 31,
                                                   1997         1996
                                                   ----         ----
Lease receivables, net of doubtful accounts
  of $55,673 at March 31, 1997 and $118,930
  at December 31, 1996                             $124,939     $147,872
Less:
Direct operating payables and accrued expenses       32,441       32,709
Damage protection reserve                             3,741        5,271
Base management fees                                  8,030        8,822
Reimbursed administrative expenses                    1,323        1,658
Incentive fees                                       13,914       17,532
                                                   --------     --------

                                                   $ 65,490     $ 81,880
                                                   ========     ========


                                                                     (continued)

                      IEA MARINE CONTAINER INCOME FUND V(A)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3) Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1997 and 1996, was as follows:


                                                             Three Months Ended
                                                             ------------------
                                                           March 31,     March 31,
                                                           ---------     ---------
                                                             1997          1996
                                                         -----------      ----------
         Rental revenue                                  $  74,012      $ 147,966

         Less:
         Rental equipment  operating expenses                6,861         36,810
         Base management fees                                5,344         10,180
         Incentive fees                                     13,914         17,532
         Reimbursed administrative expenses                  3,697          8,681
                                                           -------      ---------

                                                         $  44,196      $  74,763
                                                            ======       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1997 and December 31, 1996.

     As discussed in the Registrant's report for the year ended December 31, 1996, the Registrant entered 1997 with a view towards accelerating the disposal of its fleet. During the first quarter of 1997, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 55 containers were disposed during the first quarter of 1997, contributing to a decline in the Registrant's operating results. At March 31, 1997, 31% of the original equipment remained in the Registrant's fleet, as compared to 34% at December 31, 1996, and was comprised of the following:

                                                           40-Foot
                                       20-Foot  40-Foot   High-Cube
                                       -------  -------   ---------
        Containers on lease:
           Term leases                    16         8         8
           Master lease                  280        91        47
                                         ---      ----        --
               Subtotal                  296        99        55
        Containers off lease              34        19        11
                                        ----      ----        --
           Total container fleet         330       118        66
                                         ===       ===        ==

                                                                          40-Foot
                                      20-Foot            40-Foot          High-Cube
                                      -------            -------          ---------
                                    Units    %         Units   %         Units   %
                                    -----  ------     -----  -----      -----  ----
        Total purchases             1,230    100%      358    100%        75    100%
           Less disposals             900     73%      240     67%         9     12%
                                   ------   ----       ---   ----        ---   ----
        Remaining fleet at
        March 31, 1997                330     27%      118     33%        66     88%
                                   ======     ==       ===   ====         ==   ====


     The Registrant's diminishing fleet size and its related operating performance contributed to a 20% decline in net lease receivables at March 31, 1997, when compared to December 31, 1996. During the first quarter of 1997, distributions from operations and sales proceeds amounted to $157,788, reflecting distributions to the general and limited partners for the fourth quarter of 1996. This represents a decline from the $187,841 distributed during the fourth quarter of 1996, reflecting distributions for the third quarter of 1996. The Registrant's efforts to accelerate the disposal of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters.

     During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. These conditions continued to exist throughout the first quarter of 1997. However, the Registrant's average utilization rate at March 31, 1997 was 87%, unchanged from December 31, 1996, a direct result of the Registrant's policy to dispose of its off-hire containers. The Leasing Company continues to implement various marketing strategies, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities including the leasing of containers for local storage, in order to counter current leasing market conditions. Although these conditions are expected to continue throughout 1997, the Registrant's liquidity and capital resources will be primarily impacted by its decision to accelerate the disposal of its remaining fleet.

2) Material changes in the results of operations between the three-month period ended March 31, 1997 and the three-month period ended March 31, 1996.

     Net lease revenue for the first quarter of 1997 was $44,196, a decline of 41% from the first quarter of 1996. Approximately 45% of the Registrant's net earnings for the three-month period ended March 31, 1997 were from gain on disposal of equipment, as compared to 38% for the same three-month period in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the quarter was $74,012, a decline of 50% from the same period last year. During 1997, gross rental revenue was primarily impacted by the Registrant's declining fleet size. However, the sluggish container leasing market conditions that existed during 1996 and throughout the first quarter of 1997 also contributed to lower average per-diem rental rates, which declined 10% when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1997 and 1996 were as follows:

                                                            Three Months Ended
                                                            ------------------
                                                         March 31,       March 31,
                                                          1997             1996
                                                        -----------      -----------
           Average Fleet Size (measured in
               twenty-foot equivalent units (TEU))         723             1,285
           Average Utilization                              87%               82%



     The Registrant's aging and declining fleet size contributed to a 41% decline in depreciation expense when compared to the same period in the prior year. Rental equipment operating expenses were 9% of the Registrant's gross lease revenue during the three-month period ended March 31, 1997, as compared to 25% during the three-month period ended March 31, 1996. Contributing to the decline were reductions in certain expenses such as repair and maintenance, no longer incurred at levels comparable to prior periods. Additionally, direct operating expenses including storage and handling declined as a result of the Registrant's decision to dispose of its off-hire containers. The Registrant's declining fleet size and related operating results also contributed to a decline in base management and incentive fees, when compared to the same period in the prior year.

     As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

     The Parent Company is the indirect corporate parent of Cronos Capital Corp., the Managing General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the Managing General Partner or the Registrant, Arthur Andersen confirmed to the Managing General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

     The Registrant does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the Managing General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

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

     Due to the nature and timing of Arthur Andersen's resignation, the Parent Company and Managing General Partner were unable to name a successor auditor on behalf of the Registrant until it retained Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.


     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of Registrant with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit
   No.                       Description                                         Method of Filing
-----                       -------------                                        ----------------

  3(a)       Limited Partnership Agreement of the Registrant, amended and        *
             restated as of October 27, 1984

  3(b)       Certificate of Limited Partnership of the Registrant                **

  27         Financial Data Schedule                                             Filed with this document



(b)  Reports on Form 8-K

     The Registrant filed a Report on Form 8-K, dated February 7, 1997 and Amendment No. 1 to Report on Form 8-K dated February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

     The Registrant filed a Report on Form 8-K, April 14, 1997, reporting the appointment of the Registrant's successor certifying accountant.




 .............

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



                             IEA MARINE CONTAINER INCOME FUND V(A)

                             By   Cronos Capital Corp.
                                  The Managing General Partner



                             By    /s/ JOHN KALLAS
                                  --------------------------------------
                                  John Kallas
                                  Vice President, Treasurer
                                  Principal Finance & Accounting Officer



Date:  June 16, 1997

                                           EXHIBIT INDEX


Exhibit
   No.                       Description                                         Method of Filing
-----                       -------------                                        ----------------

  3(a)       Limited Partnership Agreement of the Registrant, amended and        *
             restated as of October 27, 1984

  3(b)       Certificate of Limited Partnership of the Registrant                **

  27         Financial Data Schedule                                             Filed with this document






 .............

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 28, 1984, included as part of Registration Statement on Form S-1 (No. 2-86324)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-86324)