Form 10-Q
period 1997-06-30
IEA MARINE CONTAINER INCOME FUND V-A
filed 1997-08-13
CIK 727047

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      IEA MARINE CONTAINER INCOME FUND V(A)

                  Report on Form 10-Q for the Quarterly Period
                               Ended June 30, 1997

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                                            4

          Statements of Operations for the three and six months ended June 30, 1997 and 1996 (unaudited)              5

          Statements of Cash Flows for the three months ended June 30, 1997 and 1996 (unaudited)                      6

          Notes to Financial Statements (unaudited)                                                                   7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                                 10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                                           13

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six months ended June 30, 1997, and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                        June 30,     December 31,
                                                                          1997          1996
                                                                        ----------   ----------
                   Assets
Current assets:
    Cash and cash equivalents, includes $145,669 at June 30, 1997
       and $218,930 at December 31, 1996 in interest-bearing accounts   $  156,288   $  219,151
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                      47,788       81,880
                                                                        ----------   ----------

           Total current assets                                            204,076      301,031
                                                                        ----------   ----------

Container rental equipment, at cost                                      1,161,294    1,414,770
    Less accumulated depreciation                                          812,906      962,385
                                                                        ----------   ----------
       Net container rental equipment                                      348,388      452,385
                                                                        ----------   ----------

                                                                        $  552,464   $  753,416
                                                                        ==========   ==========

              Partners' Capital

Partners' capital:
    General partners                                                    $      363   $    1,068
    Limited partners                                                       552,101      752,348
                                                                        ----------   ----------

           Total partners' capital                                         552,464      753,416
                                                                        ----------   ----------

                                                                        $  552,464   $  753,416
                                                                        ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    Three Months Ended     Six Months Ended
                                                   --------------------  --------------------
                                                    June 30,   June 30,   June 30,   June 30,
                                                      1997      1996       1997       1996
                                                   --------   --------   --------   --------
Net lease revenue (notes 1 and 3)                  $ 26,124   $ 58,623   $ 70,320   $133,386
Other operating expenses:
     Depreciation                                         -     25,036     16,915     53,669
     Other general and administrative expenses        6,716      4,313     12,807      8,418
                                                   --------   --------   --------   --------
                                                      6,716     29,349     29,722     62,087
                                                   --------   --------   --------   --------
         Earnings from operations                    19,408     29,274     40,598     71,299
Other income:
     Interest income                                  1,679      3,472      3,850      6,364
     Net gain on disposal of equipment               18,764     33,921     37,615     60,945
                                                   --------   --------   --------   --------
                                                     20,443     37,393     41,465     67,309
                                                   --------   --------   --------   --------
         Net earnings                              $ 39,851   $ 66,667   $ 82,063   $138,608
                                                   ========   ========   ========   ========
Allocation of net earnings:
     General partners                              $ 11,308   $ 14,353   $ 24,452   $ 31,135
     Limited partners                                28,543     52,314     57,611    107,473
                                                   --------   --------   --------   --------
                                                   $ 39,851   $ 66,667   $ 82,063   $138,608
                                                   ========   ========   ========   ========
Limited partners' per unit share of net earnings   $   3.91   $   7.17   $   7.89   $  14.72
                                                   ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           Six Months Ended
                                                       ----------------------
                                                        June 30,     June 30,
                                                         1997         1996
                                                       ---------    ---------
Net cash provided by operating activities              $  90,377    $ 154,267

Cash flows provided by investing activities:
     Proceeds from disposal of equipment                 129,776      259,181

Cash flows used in financing activities:
     Distribution to partners                           (283,016)    (353,143)
                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents     (62,863)      60,305

Cash and cash equivalents at January 1                   219,151      269,720
                                                       ---------    ---------

Cash and cash equivalents at June 30                   $ 156,288    $ 330,025
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

          As of June 30, 1997, the Partnership owned and operated 290 twenty-foot, 102 forty-foot and 65 forty-foot high-cube marine dry cargo containers.


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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:

                                                              June 30,      December 31,
                                                                1997           1996
                                                             ---------      -------------
Lease receivables, net of doubtful accounts
   of $70,569 at June 30, 1997 and $58,042
   at December 31, 1996                                       $97,874         $147,872
Less:
Direct operating payables and accrued expenses                 25,456           32,709
Damage protection reserve                                       5,309            5,271
Base management fees                                            7,018            8,822
Reimbursed administrative expenses                              1,172            1,658
Incentive fees                                                 11,131           17,532
                                                              -------         --------
                                                              $47,788         $ 81,880
                                                              =======         ========

                      IEA MARINE CONTAINER INCOME FUND V(A)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1997 and 1996, was as follows:

                                                 Three Months Ended             Six Months Ended
                                             -------------------------     --------------------------
                                               June 30,      June 30,       June 30,      June 30,
                                                 1997          1996           1997          1996
                                              ---------    ----------      ----------    ----------
Rental revenue                                 $67,507      $128,887        $141,519      $276,853
Less:
Rental equipment operating expenses             23,318        27,181          30,179        63,991
Base management fees                             3,756         8,464           9,100        18,644
Reimbursed administrative expenses               3,178         6,513           6,875        15,194
Incentive fees                                  11,131        28,106          25,045        45,638
                                               -------      --------        --------      --------
                                               $26,124      $ 58,623        $ 70,320      $133,386
                                               =======      ========        ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

      As discussed in the Registrant's report for the year ended December 31, 1996, the Registrant entered 1997 with a view towards accelerating the disposal of its fleet. During the first six months of 1997, the Registrant disposed of 112 containers as part of its ongoing container operations, contributing to a decline in the Registrant's operating results. At June 30, 1997, 27% of the original equipment remained in the Registrant's fleet, as compared to 34% at December 31, 1996, and was comprised of the following:

                                                                                          40-Foot
                                                20-Foot               40-Foot             High-Cube
                                                -------               -------             ---------
         Containers on lease:
              Term leases                          17                     3                     7
              Master lease                        254                    78                    48
                                                  ---                   ---                    --
                  Subtotal                        271                    81                    55
         Containers off lease                      19                    21                    10
                                                  ---                   ---                    --
              Total container fleet               290                   102                    65
                                                  ===                   ===                    ==

                                                                                           40-Foot
                                                  20-Foot              40-Foot             High-Cube
                                            ----------------      -------------         ---------------
                                            Units          %      Units        %        Units         %
                                            ------     ----       -----     ----        -----     ----
         Total purchases                     1,230      100%        358      100%          75      100%
              Less disposals                   940       76%        256       72%          10       13%
                                             -----      ---         ---      ---           --      ---
         Remaining fleet at
              June 30, 1997                    290       24%        102       28%          65       87%
                                             =====      ===         ===      ===           ==      ===


      The Registrant's diminishing fleet size and its related operating performance contributed to a 42% decline in net lease receivables at June 30, 1997, when compared to December 31, 1996. During the second quarter of 1997, distributions from operations and sales proceeds amounted to $125,228, reflecting distributions to the general and limited partners for the first quarter of 1997. This represents a decline from the $157,788 distributed during the first quarter of 1997, reflecting distributions for the fourth quarter of 1996. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters.

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 85% at December 31, 1996 to 88% at June 30, 1997. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

      Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1997 and the three and six-month periods ended June 30, 1996.

      Net lease revenue for the three and six-month periods ended June 30, 1997 was $26,124 and $70,320, respectively, a decline of 55% and 47% from the same three and six-month periods in the prior year, respectively. Approximately 47% and 46% of the Registrant's net earnings for the three and six-month periods ended June 30, 1997, respectively, were from gain on disposal of equipment, as compared to 51% and 44% for the same three and six-month periods in the prior year, respectively. As the Registrant continues the disposal of its containers in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $67,507 and $141,519, respectively, reflecting a decline of 48% and 49% from the same three and six-month periods in 1996, respectively. During 1997, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and lower utilization levels. Average per-diem rental rates decreased approximately 14% and 10%, when compared to the same three and six-month periods in the prior year, respectively. Utilization rates increased when compared to the same three and six-month periods in the prior year, as the market demand for leased containers improved since 1996 and the Registrant's continuing disposal of containers reduced the number of off-hire containers. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1997 and June 30, 1996 were as follows:

                                                         Three Months Ended                 Six Months Ended
                                                    --------------------------          -----------------------
                                                     June 30,        June 30,           June 30,       June 30,
                                                      1997            1996               1997            1996
                                                    --------        ----------          --------       --------
         Average Fleet Size (measured in
              twenty-foot equivalent units (TEU))      649           1,079                698          1,182
         Average Utilization                            89%             87%                88%            84%


      Rental equipment operating expenses were 35% and 21% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997, respectively, as compared to 21% and 23% during the three and six-month periods ended June 30, 1996, respectively. Contributing to the increase for the three-month period ended June 30, 1997 were increases in the provision for doubtful accounts and related legal expenses associated with the collection actions against the doubtful accounts of certain lessees. The Registrant's declining fleet size and related operating results also contributed to a decline in base management and incentive fees, when compared to the same periods in the prior year. The Registrant's fleet became fully depreciated during the first quarter of 1997, contributing to the decline in depreciation expense.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the managing general partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the managing general partner or the Registrant, Arthur Andersen confirmed to the managing general partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant. Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the managing general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

      Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and managing general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.


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

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

              Exhibit
               No.                       Description                                              Method of Filing
              ------                     -----------                                              ----------------
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



                              IEA MARINE CONTAINER INCOME FUND V(A)

                              By     Cronos Capital Corp.
                                     The Managing General Partner



                              By      /s/ JOHN KALLAS
                                     ------------------------------------------
                                     John Kallas
                                     Vice President, Treasurer
                                     Principal Finance & Accounting Officer



Date:  August 14, 1997

                                  EXHIBIT INDEX



              Exhibit
               No.                       Description                                              Method of Filing
              ------                     -----------                                              ----------------
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