Form 10-Q
period 1997-09-30
IEA MARINE CONTAINER INCOME FUND V-A
filed 1997-11-10
CIK 727047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                      IEA MARINE CONTAINER INCOME FUND V(A)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                     PAGE
PART I - FINANCIAL INFORMATION

  Item 1.       Financial Statements

                Balance Sheets - September 30, 1997 (unaudited) and December 31,
                1996                                                                   4

                Statements of Operations for the three and nine months ended
                September 30, 1997 and 1996 (unaudited)                                5

                Statements of Cash Flows for the nine months ended September 30,
                1997 and 1996 (unaudited)                                              6

                Notes to Financial Statements (unaudited)                              7

  Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                 10


PART II - OTHER INFORMATION

  Item 6.       Exhibits and Reports on Form 8-K                                      13


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine months ended September 30, 1997, and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                         September 30,  December 31,
                                                                             1997           1996
                                                                          ----------     ----------
               Assets
Current assets:
   Cash and cash equivalents, includes $112,690 at September 30, 1997
      and $218,930 at December 31, 1996 in interest-bearing accounts      $  150,339     $  219,151
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                         43,160         81,880
                                                                          ----------     ----------

         Total current assets                                                193,499        301,031
                                                                          ----------     ----------

Container rental equipment, at cost                                        1,034,198      1,414,770
   Less accumulated depreciation                                             734,071        962,385
                                                                          ----------     ----------
      Net container rental equipment                                         300,127        452,385
                                                                          ----------     ----------

                                                                          $  493,626     $  753,416
                                                                          ==========     ==========

          Partners' Capital

Partners' capital:
   General partners                                                       $      466     $    1,068
   Limited partners                                                          493,160        752,348
                                                                          ----------     ----------

         Total partners' capital                                             493,626        753,416
                                                                          ----------     ----------

                                                                          $  493,626     $  753,416
                                                                          ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended         Nine Months Ended
                                                   -------------------------  ---------------------------
                                                   September 30,September 30, September 30, September 30,
                                                       1997         1996         1997        1996
                                                     --------     --------     --------     --------
Net lease revenue (notes 1 and 3)                    $ 35,050     $ 55,892     $105,370     $189,278
Other operating expenses:
  Depreciation                                             --       21,602       16,915       75,271
  Other general and administrative expenses             6,009        5,347       18,816       13,765
                                                     --------     --------     --------     --------

                                                        6,009       26,949       35,731       89,036
                                                     --------     --------     --------     --------
    Earnings from operations                           29,041       28,943       69,639      100,242
Other income:
  Interest income                                       1,300        4,004        5,150       10,368
  Net gain on disposal of equipment                    11,005       29,251       48,620       90,196
                                                     --------     --------     --------     --------
                                                       12,305       33,255       53,770      100,564
                                                     --------     --------     --------     --------
    Net earnings                                     $ 41,346     $ 62,198     $123,409     $200,806
                                                     ========     ========     ========     ========
Allocation of net earnings:
  General partners                                   $  9,008     $ 22,755     $ 33,460     $ 53,890
  Limited partners                                     32,338       39,443       89,949      146,916
                                                     --------     --------     --------     --------
                                                     $ 41,346     $ 62,198     $123,409     $200,806
                                                     ========     ========     ========     ========
Limited partners' per unit share of net earnings     $   4.43     $   5.40     $  12.32     $  20.12
                                                     ========     ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(A)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                     Nine Months Ended
                                               September 30,   September 30,
                                                    1997          1996
                                                 ---------      ---------
Net cash provided by operating activities        $ 136,575      $ 213,156

Cash flows provided by investing activities:
  Proceeds from disposal of equipment              177,812        381,418

Cash flows used in financing activities:
  Distribution to partners                        (383,199)      (606,104)
                                                 ---------      ---------

Net decrease in cash and cash equivalents          (68,812)       (11,530)

Cash and cash equivalents at January 1             219,151        269,720
                                                 ---------      ---------

Cash and cash equivalents at September 30        $ 150,339      $ 258,190
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


         As of September 30, 1997, 24% of the original equipment remained in the Partnership's fleet and was comprised of 262 twenty-foot, 84 forty-foot and 60 forty-foot high-cube marine dry cargo containers. Commencing in 1991, the Partnership's 8th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Partnership has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The Partnership, in its 14th year of operations, will focus its attention during the remainder of 1997 and subsequent periods on disposing of its remaining fleet.


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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:

                                                   September 30, December 31,
                                                       1997         1996
                                                    --------     --------
Lease receivables, net of doubtful accounts
   of $70,827 at September 30, 1997 and $58,042
   at December 31, 1996                             $ 83,017     $147,872
Less:
Direct operating payables and accrued expenses        18,396       32,709
Damage protection reserve                              4,785        5,271
Base management fees                                   5,105        8,822
Reimbursed administrative expenses                       996        1,658
Incentive fees                                        10,575       17,532
                                                    --------     --------

                                                    $ 43,160     $ 81,880
                                                    ========     ========


                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND V(A)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1997 and 1996, was as follows:

                                          Three Months Ended        Nine Months Ended
                                      --------------------------  ----------------------------
                                      September 30,September 30,  September 30, September 30,
                                          1997         1996         1997         1996
                                        --------     --------     --------     --------
    Rental revenue                      $ 58,084     $108,770     $199,603     $385,623
    Less:
    Rental equipment operating expenses    5,617       18,690       35,796
                                                                                 82,681
    Base management fees                   4,030        7,669       13,130       26,313
    Reimbursed administrative expenses     2,812        5,649        9,687
                                                                                 20,843
    Incentive fees                        10,575       20,870       35,620       66,508
                                        --------     --------     --------     --------
                                        $ 35,050     $ 55,892     $105,370     $189,278
                                        ========     ========     ========     ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and ecember 31, 1996.

     As discussed in the Registrant's report for the year ended December 31, 1996, the Registrant entered 1997 with a view towards accelerating the disposal of its fleet. During the first nine months of 1997, the Registrant disposed of 163 containers as part of its ongoing container operations, contributing to a decline in the Registrant's operating results. At September 30, 1997, 24% of the original equipment remained in the Registrant's fleet, as compared to 34% at December 31, 1996, and was comprised of the following:

                                                                                           40-Foot
                                                       20-Foot           40-Foot         High-Cube
                                                       -------           -------         ---------
        Containers on lease:
           Term leases                                    18                 3                 7
           Master lease                                  223                68                46
                                                         ---               ---               ---
               Subtotal                                  241                71                53
        Containers off lease                              21                13                 7
                                                         ---               ---               ---
           Total container fleet                         262                84                60
                                                         ===               ===               ===


                                                                                        40-Foot
                                                   20-Foot           40-Foot           High-Cube
                                                -------------      ------------       -----------
                                                 Units     %       Units     %        Units    %
                                                ------    ---      -----    ---       -----   ---
        Total purchases                          1,230    100%      358     100%       75     100%
           Less disposals                          968     79%      274      77%       15      20%
                                                 -----    ---       ---     ---        --     ---
        Remaining fleet at September 30, 1997      262     21%       84      23%       60      80%
                                                 =====    ===       ===     ===        ==     ===

     The Registrant's diminishing fleet size and its related operating performance contributed to a 47% decline in net lease receivables at September 30, 1997, when compared to December 31, 1996. During the third quarter of 1997, distributions from operations and sales proceeds amounted to $100,183, reflecting distributions to the general and limited partners for the second quarter of 1997. This represents a decline from the $125,228 distributed during the second quarter of 1997, reflecting distributions for the first quarter of 1997. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters.

     During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery as indicated by an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 85% at December 31, 1996 to 89% at September 30, 1997. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.

     Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1997 and the three and nine-month periods ended September 30, 1996.

     Net lease revenue for the three and nine-month periods ended September 30, 1997 was $35,050 and $105,370, respectively, a decline of 37% and 44%, respectively, from the same three and nine-month periods in the prior year. Approximately 27% and 39%, respectively, of the Registrant's net earnings for the three and nine-month periods ended September 30, 1997, were from gain on disposal of equipment, as compared to 47% and 45%, respectively, for the same three and nine-month periods in the prior year. As the Registrant continues the disposal of its containers in subsequent periods, net gain on disposal may fluctuate and should contribute significantly to the Registrant's net earnings.

     Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $58,084 and $199,603, respectively, reflecting a decline of 47% and 48% from the same three and nine-month periods in 1996, respectively. During 1997, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and lower utilization levels. Average per-diem rental rates decreased approximately 16% and 12%, respectively, when compared to the same three and nine-month periods in the prior year. Utilization rates increased when compared to the same three and nine-month periods in the prior year, as the demand for leased containers improved and the Registrant continued disposing of containers, reducing the number of off-hire containers within its fleet. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1997 and September 30, 1996 were as follows:

                                                 Three Months Ended            Nine Months Ended
                                             ---------------------------   ---------------------------
                                             September 30,  September 30,  September 30, September 30,
                                                 1997          1996           1997          1996
                                             ------------   ------------   -----------   ------------
        Average Fleet Size (measured in
          twenty-foot equivalent units (TEU))    575           920            661        1,095
        Average Utilization                       90%           87%            89%          85%



     Rental equipment operating expenses were 10% and 18%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997, as compared to 17% and 21%, respectively, during the three and nine-month periods ended September 30, 1996. Contributing to these declines were reductions in costs associated with higher utilization levels, including storage and handling, as well as a decline in repair and maintenance. The Registrant's declining fleet size and related operating results also contributed to a decline in base management and incentive fees, when compared to the same periods in the prior year. The Registrant's fleet became fully depreciated during the first quarter of 1997, contributing to the decline in depreciation expense.

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

(a)  Exhibits

            Exhibit
              No.                           Description                               Method of Filing
            -------                         -----------                               ----------------
              3(a)    Limited Partnership Agreement of the Registrant,                *
                      amended and restated as of October 27, 1984

              3(b)    Certificate of Limited Partnership of the Registrant            **

              27      Financial Data Schedule                                         Filed with this document


(b)  Reports on Form 8-K


No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.




------------

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



Date: November 10, 1997

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




-------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 28, 1984, included as part of Registration Statement on Form S-1 (No. 2-86324)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-86324)